Form 10-Q
period 2013-12-31
FIRST XERIS CORP.
filed 2014-02-13
CIK 1573590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 555-188061

First Xeris Corp.

(Exact Name of Registrant as Specified in Charter)

Florida	46-2354425
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7329 Featherstone Blvd., Sarasota, Florida 34238

(Address of principal executive offices) (Zip Code)

(941) 650-5761

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☒ Yes   ☐ No

As of January 31, 2014, the Registrant had 12,000,000 outstanding shares of its common stock, $0.0001 par value.

FIRST XERIS CORP.

FORM 10-Q INDEX

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST XERIS CORP.

BALANCE SHEETS

	December 31,	March 31,
	2013	2013
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$3,062	$6,476
Prepaid expenses	—	2,500
Total Current Assets	3,062	8,976

TOTAL ASSETS	$3,062	$8,976

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,525	$—
Total Current Liabilities	1,525	—

STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value; 250,000,000 shares authorized; 9,000,000 shares issued and outstanding	900	900
Additional paid-in capital	8,100	8,100
Accumulated deficit	(7,463)	(24)
Total Stockholders’ Equity	1,537	8,976

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,062	$8,976

See notes to the unaudited financial statements

FIRST XERIS CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended December 31, 2013	For the Nine Months Ended December 31, 2013	For the Period from March 21, 2013 (Date of Inception) through December 31, 2013

REVENUE:
Net sales	$—	$—	$—
	—	—	—

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,387	7,439	7,463

LOSS FROM OPERATIONS	(5,387)	(7,439)	(7,463)

NET LOSS	$(5,387)	$(7,439)	$(7,463)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	9,000,000	9,000,000	9,000,000

See notes to the unaudited financial statements

FIRST XERIS CORP.

STATEMENTS OF STOCKHOLDERS’ EQUITY

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Deficit

Inception – March 21, 2013	—	$—	$—	$—	$—

Common stock issued for cash at $0.001 per share on March 26, 2013	9,000,000	900	8,100	—	9,000

Loss for the period from March 21, 2013 (Date of Inception) to March 31, 2013	—	—	—	(24)	(24)

Balance, March 31, 2013	9,000,000	$900	$8,100	$(24)	$8,976

Loss for the nine months ended December 31, 2013 (unaudited)	—	—	—	(7,439)	(7,439)

Balance, December 31, 2013 (unaudited)	9,000,000	$900	$8,100	$(7,463)	$1,537

See notes to the unaudited financial statements

FIRST XERIS CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended December 31, 2013	For the Period from March 21, 2013 (Date of Inception) through December 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,439)	$(7,463)
Adjustments to reconcile net loss to net cash and cash equivalents used by operating activities:
Decrease in prepaid expenses	2,500	—
Increase in accounts payable and accrued expenses	1,525	1,525
Net cash used by operating activities	(3,414)	(5,938)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used by investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	—	9,000
Net cash provided by financing activities	—	9,000

Net decrease in cash and cash equivalents	(3,414)	3,062

Cash and cash equivalents, beginning of period	6,476	—

Cash and cash equivalents, end of period	$3,062	$3,062

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See notes to the unaudited financial statements

FIRST XERIS CORP.

(A Development Stage Company)

Notes to Unaudited Financial Statements

For the Three and Nine Months Ended December 31, 2013 and

For the Period from March 21, 2013 (Date of Inception) through December 31, 2013

NOTE 1. NATURE OF BUSINESS

FIRST XERIS CORP. (the “Company”), a Florida corporation, was formed to develop a landscaping service business It is the Company’s intent to develop a service to provide residential, commercial and municipal properties with a Florida Friendly landscaping service. The Company was incorporated on March 21, 2013 (Date of Inception) with its corporate headquarters located in Sarasota, Florida and its year-end is March 31, 2013.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period ended December 31, 2013, the Company had no operations. As of December 31, 2013, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. We believe the Company will require $650,000 in additional financing to fully implement the business plan. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed are:

DEVELOPMENT STAGE COMPANY

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues generated from operations.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FINANCIAL INSTRUMENTS

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

CASH AND CASH EQUIVALENTS

All cash, other than held in escrow, is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under FASB ASC 740 “Income Taxes.” Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

RESEARCH AND DEVELOPMENT EXPENSES

Expenditures for research, development, and engineering of products are expensed as incurred. There have been no research and development cost incurred for the period March 21, 2013 (date of inception) through December 31, 2013.

COMMON STOCK

The Company records common stock issuances when all of the legal requirements for the issuance of such common stock have been satisfied.

NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per share is calculated in accordance with FASB ASC 260, “Earnings Per Share.”  The weighted-average number of common shares outstanding during each period is used to compute basic earning or loss per share.  Diluted earnings or loss per share is computed using the weighted average number of shares and diluted potential common shares outstanding.  Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at December 31, 2013.  As of December 31, 2013, the Company had no dilutive potential common shares.

REVENUE AND COST RECOGNITION

The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

ADVERTISING

Advertising costs are expensed as incurred. There have been no advertising costs incurred for the period March 21, 2013 (date of inception) through December 31, 2013.

RECENT ACCOUNTING PRONOUNCEMENTS

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company’s present or future financial statements.

NOTE 4. BASIS OF PRESENTATION

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine month periods ended December 31, 2013, (b) the financial position at December 31, 2013, and (c) cash flows for the nine month period ended December 31, 2013 have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended March 31, 2013. The results of operations for the three and nine month periods ended December 31, 2013 are not necessarily indicative of those to be expected for the entire year.

NOTE 5. INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  For the nine month period ended December 31, 2013, the Company incurred a net loss of $7,439.  The net operating loss, resulting from operating activities, result in deferred tax assets at the effective statutory rates.  The deferred tax asset has been off-set by an equal valuation allowance.

March 21, 2013
(Date of Inception)
through
December 31, 2013
Tax benefit at U.S. statutory rate	$—
State income tax benefit, net of federal benefit.	—
$—

The Company did not have any temporary differences for the period from March 21, 2013 (Date of Inception) through December 31, 2013.

NOTE 6. SHAREHOLDER’S EQUITY

COMMON STOCK

The authorized common stock of the Company consists of 250,000,000 shares with a par value of $0.0001.  The Company issued 9,000,000 shares of our $0.0001 par value common stock to David Mullins, our CEO and sole director, on March 26, 2013 for cash in the amount of $9,000 (per share price of $0.001).

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 7. RELATED PARTY TRANSACTIONS

On March 26, 2013, the Company sold 9,000,000 shares of common stock to its founder for $0.001 per share.

The officer and director of the Company is or may be involved in other business activities and may, in the future, become involved in other business opportunities that become available. He may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the founder of the Company to use at no charge.

The above is not necessarily indicative of the amounts that would have been incurred had a comparable transaction been entered into with independent parties.

NOTE 8. COMMITMENTS AND CONTINGENCY

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 9. SUBSEQUENT EVENTS

Subsequent to December 31, 2013, the Company sold 3,000, 000 shares of common stock for $39,000.

Management is not aware of any significant events that occurred subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

This FILING contains forward-looking statements. The words “anticipated,” “believe,” “expect,” “plan,” “intend,” “seek,” “estimate,” “project,” “will,” “could,” “may,” and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect the Company’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social, and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond the Company’s control. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those ANTICIPATED, believed, estimated, or otherwise indicated. Consequently, all of the forward-looking statements made in this FILING are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

The Company cautions readers that in addition to important factors described elsewhere, the following important facts, among others, sometimes have affected, and in the future could affect, the Company’s actual results, and could cause the Company’s actual results during the year ended March 31, 2014 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

This Management’s Discussion and Analysis or Plan of Operation presents a review of the operating results and financial condition of the Company for the three and nine month periods ended December 31, 2013. This discussion and analysis is intended to assist in understanding the financial condition and results of operation of the Company and its subsidiary. This section should be read in conjunction with the financial statements and the related notes.

RESULTS OF OPERATIONS

Overview

We are a development-stage company, incorporated in the State of Florida on March 21, 2013, as a for-profit company, and an established fiscal year of March 31. We have not yet generated or realized any revenues from business operations. Our auditor has issued a going concerned opinion. This means there is substantial doubt that we can continue as an on-going business for the next eighteen (18) months unless we obtain additional capital to pay our bills. Accordingly, we must raise cash from other sources other than loans we undertake.

From inception (March 21, 2013) through December 31, 2013, our business operations have primarily been focused on developing our business plan. We have spent a total of approximately $7,500 on start-up costs through December 31, 2013. We have not generated any revenue from business operations. All cash held by us is the result of the sale of common stock to our sole director and officer.

The proceeds from the offering will satisfy our cash requirements for up to 40 months. If we are unable to raise additional monies, we only have enough capital to cover the costs of the offering and to begin implementing the business and marketing plan. The expenses of the offering include the preparation of this prospectus, the filing of a registration statement and transfer agent fees and developing the business plan.

Plan of Operations

We anticipate that the $39,000 we raised (subsequent to December 31, 2013) in the offering will be sufficient to enable us to investigate and analyze what operating equipment, office equipment, consulting team, marketing and facility necessary to operate a regional landscaping service facility. Efforts will be proportional to funds raised to achieve these results. The first money raised will be set aside and used for meeting our reporting requirements to the Securities Exchange Commission and the State of Florida.

Our business plan and allocation of proceeds will vary to accommodate the amount of proceeds raised by the sale of securities hereunder and through other financing efforts. We intend to interview consultants in the operation of our facility as well as marketing and advertising agencies to assist in developing the operation and marketing plans, but would not engage these service providers unless and until sufficient funds were raised and then the terms of the engagement would be dependent upon amount of capital available.  Initially, Mr. Mullins will provide his office computer and office equipment at no cost.  However, we estimate that we will require as much as $650,000 (in addition to the maximum of $39,000 that we are seeking to raise through the offering) in order to establish operations of a sufficient size and quality to ensure the competitiveness of our business and to generate significant revenues to support an office outside Mr. Mullins’s office. Nevertheless, if our potential to raise capital appears exhausted, our management may decide to modify our business plan on a reduced scale and quality. A decision by management to implement our business plan on a reduced scale and quality may occur at any juncture during the early stages of our business development.

We believe we do not have adequate funds to satisfy our working capital requirements for the next twelve months. We will need to raise additional capital to continue our operations. During the 18 months following the completion of the offering, we intend to implement our business and marketing plan. We believe we must raise an additional $650,000 (in addition to this $39,000 capital raise) to pay for expenses associated with our implementation over the next 18 months.

As of December 31, 2013, we had cash on hand of $3,062.

We intend to pursue capital through public or private financing in order to finance our businesses activities. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to continue our operations may be significantly hindered.

We have not yet begun the development of any of our anticipated service and even if we do secure adequate financing, there can be no assurance that our service will be accepted by the marketplace and that we will be able to generate revenues. Our management does not plan to hire any employees at this time. Our sole officer and director will be responsible for the business plan development.

We are unable to provide a more detailed plan of operations for the next 12 months or any timeline for the company for the implementation of our business plan or any forecasting, which casts substantial doubt on the viability of our business and our ability to continue as a going concern. See Business risk factor.

Results of Operations

There is no historical financial information about us upon which to base an evaluation of our performance. We have incurred expenses of $7,463 on our operations for the period from inception (March 21, 2013) through December 31, 2013, our only other activity consisted of the sale of 9,000,000 shares of our common stock to our sole director and officer for aggregate proceeds of $9,000.

We have not generated any revenues from our operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including the financial risks associated with the limited capital resources currently available to us for the implementation of our business strategies. To become profitable and competitive, we must develop the business plan and execute the plan. Our management will attempt to secure financing through various means including borrowing and investment from institutions and private individuals.

Since inception, the majority of our time has been spent preparing our S-1 Registration Statement. We will not have the necessary capital to implement our Business Plan until we are able to secure the additional financing. There can be no assurance that such financing will be available on suitable terms.

We are unable to provide a timeline for the implementation of our business plan, which casts substantial doubt on the viability of our business and our ability to continue as a going concern.

Our results of operations are summarized below:

	March 21, 2013	For the Nine
	(Inception)	Months Ended
	To March 31, 2013	December 31, 2013
	(Audited)	(Unaudited)
Revenue	—	—
Cost of Revenue	—	—
Expenses	$24	$7,439
Net Loss -	$24	$7,439
Net Loss per Share - Basic and Diluted	(0.00)	(0.00)
Weighted Average Number Shares Outstanding - Basic and Diluted	9,000,000	9,000,000

Liquidity and Capital Resources

As of the date of this prospectus, we had yet to generate any revenues from our business operations. For the period ended March 31, 2013, we issued 9,000,000 shares of common stock to our sole officer and director for cash proceeds of $9,000.

Subsequent to December 31, 2013, the Company sold 3,000, 000 shares of common stock for $39,000.

As of December 31, 2013, our current cash on hand is $3,062, which is allocated to cover the expenses associated with the offering.  Accordingly, we anticipate that our current cash on hand is not sufficient to meet the new obligations associated with being a company that is fully reporting with the SEC.  However, to the extent that we do not expend the entire cash on hand on the offering, the remaining cash will be allocated to cover these new reporting company obligations.  Nonetheless, we anticipate that any level of capital raised above 35% will allow us minimal operations for a twelve month period while meeting our State and SEC required compliance obligations. Although, the sale of 100% of the securities in the offering will not provide sufficient capital to fully implement the business plan, it will provide for vetting of the business plan to support pursuing investment capital.

Currently available cash is not sufficient to allow us to commence full execution of our business plan. Our business expansion will require significant capital resources that may be funded through the issuance of common stock or of notes payable or other debt arrangements that may affect our debt structure. Despite our current financial status we believe that we may be able to issue notes payable or debt instruments in order to start executing our business plan. However, there can be no assurance that we will be able to raise money in this fashion and have not entered into any agreements that would obligate a third party to provide us with capital.

During the nine months ended December 31, 2013, we spent $7,439 on general and administrative operating expenses. We raised the cash to be used in these activities from the sale of common stock to our sole officer and director; we currently have working capital $1,537.

To date, the Company has managed to keep our monthly cash flow requirement low for two reasons. First, our sole officer does not draw a salary at this time. Second, the Company has been able to keep our operating expenses to a minimum by operating in space owned by our sole officer.

Management believes if the Company cannot maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

The Company currently has no external sources of liquidity such as arrangements with credit institutions or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.

The Sole director and officer has made no commitments written or oral, with respect to providing a source of liquidity in the form of cash advances, loans and/or financial guarantees.

If the Company is unable to raise the funds partially through an offering the Company will seek alternative financing through means such as borrowings from institutions or private individuals. There can be no assurance that the Company will be able to keep costs from being more than these estimated amounts or that the Company will be able to raise such funds. Even if we sell all shares offered through a registration statement, we expect that the Company will seek additional financing in the future. However, the Company may not be able to obtain additional capital or generate sufficient revenues to fund our operations. If we are unsuccessful at raising sufficient funds, for whatever reason, to fund our operations, the Company may be forced to seek a buyer for our business or another entity with which we could create a joint venture. If all of these alternatives fail, we expect that the Company will be required to seek protection from creditors under applicable bankruptcy laws.

Our independent auditor has expressed doubt about our ability to continue as a going concern and believes that our ability is dependent on our ability to implement our business plan, raise capital and generate revenues. See Note 2 of our financial statements.

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors’ independence, audit committee oversight, and the adoption of a code of ethics. Our Board of Directors is comprised of one individual who is also our executive officer. Our executive officer makes decisions on all significant corporate matters such as the approval of terms of the compensation of our executive officer and the oversight of the accounting functions.

Although the Company has adopted a Code of Ethics and Business Conduct the Company has not yet adopted any of these other corporate governance measures and, since our securities are not yet listed on a national securities exchange, the Company is not required to do so. The Company has not adopted corporate governance measures such as an audit or other independent committees of our board of directors as we presently do not have any independent directors. If we expand our board membership in future periods to include additional independent directors, the Company may seek to establish an audit and other committees of our board of directors. It is possible that if our Board of Directors included independent directors and if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officer and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete listing of these policies is included in Note 3 of the notes to our financial statements for the year ended March 31, 2013. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

The Company has elected to use the extended transition period for complying with new or revised financial accounting standards available under Section 102(b)(2)(B) of the Act. We are an Emerging Growth Company, as defined in the recently enacted JOBS ACT, which is intended to reduce the regulatory burden on emerging growth companies. As for provided under section 102(b) of the JOBS ACT, we will be permitted to use any extended transition periods allowed by new or revised accounting standards. . Among other things, this means that the Company’s independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of the Company’s internal control over financial reporting so long as it qualifies as an emerging growth company, which may increase the risk that weaknesses or deficiencies in the internal control over financial reporting go undetected. Likewise, so long as it qualifies as an emerging growth company, the Company may elect not to provide certain information, including certain financial information and certain information regarding compensation of executive officer’s, that would otherwise have been required to provide in filings with the SEC, which may make it more difficult for investors and securities analysts to evaluate the Company. As a result, investor confidence in the Company and the market price of its common stock may be adversely affected.

Use of Estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Research and Development Expenses:  Expenditures for research and development will be expensed as incurred.

Earnings (Loss) Per Share:  Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered antidilutive and thus are excluded from the calculation.

NEW ACCOUNTING PRONOUNCEMENTS

For a description of recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our financial statements, see “Note 3: Recent Accounting Pronouncements” in Part I, Item 1 of this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2013, our internal disclosure controls and procedures were not effective due to material weaknesses in the system of internal control. A material weakness is a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

The material weaknesses assessed by our management were (1) we have not implemented measures that would prevent the chief executive officer and the chief financial officer from overriding the internal control system and (2) our board of directors has determined that our audit committee does not have an independent “financial expert” as such term is defined under federal securities law. We do not believe that these material weaknesses have resulted in deficient financial reporting because both the chief executive officer and the chief financial officer are aware of their responsibilities under the SEC’s reporting requirements and they both personally certify our financial reports.

Management’s Report on Internal Control over Financial Reporting

Accordingly, while we have identified material weaknesses in our system of internal control over financial reporting, we believe we have taken reasonable steps to ascertain that the financial information contained in this report is in accordance with generally accepted accounting principles. Our management has determined that current resources would be appropriately applied elsewhere and when resources permit, it will address and remediate material weaknesses through implementing various controls or changes to controls. At such time as we have additional financial resources available to us, we intend to enhance our controls and procedures. We will not be able to assess whether the steps we intend to take will fully remedy the material weakness in our internal control over financial reporting until we have fully implemented them and sufficient time passes in order to evaluate their effectiveness.

Material weaknesses assessed by our management were (1) we have not implemented measures that would prevent the chief executive officer and the chief financial officer from overriding the internal control system and (2) our board of directors has determined that our audit committee does not have an independent “financial expert” as such term is defined under federal securities law. We do not believe that these material weaknesses have resulted in deficient financial reporting because both the chief executive officer and the chief financial officer are aware of their responsibilities under the SEC’s reporting requirements and they both personally certify our financial reports.

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met under all potential conditions, regardless of how remote, and may not prevent or detect all errors and all fraud. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been prevented or detected. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Limitations on the Effectiveness of Controls

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Auditor’s Report on Internal Control over Financial Reporting

This Quarterly Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Quarterly Report.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2013, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit #	Exhibit Description

31.1	Certifications of Chief Executive Officer

31.2	Certifications of Chief Financial Officer

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 **	XBRL Data Files

__________

** XBRL (Extensible Business Reporting Language) information is furnished and is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST XERIS CORP.

Date: February 12, 2014	By:	/s/ David Mullins
David Mullins, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director