Form 10-K
period 2014-03-31
FIRST XERIS CORP.
filed 2014-05-14
CIK 1573590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0001573590

First Xeris Corp.

(Exact name of registrant as specified in its charter)

Florida	46-2354425
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7329 Featherstone Blvd. Sarasota, FL	34238
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (941) 650-5761

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)

☒  Yes    ☐  No

There was no trading market for the voting and non-voting common equity held by non-affiliates on the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of the registrant’s common stock as of May 7, 2014 is 12,000,000.

DOCUMENTS INCORPORATED BY REFERENCE — NONE

TABLE OF CONTENTS

FORM 10-K

Part I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this Form 10-K contains “forward-looking statements.” These forward-looking statements are contained principally in the sections titled “Business,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.  The forward-looking statements herein represent our expectations, beliefs, plans, intentions or strategies concerning future events, including, but not limited to: our future financial performance; the continuation of historical trends; the sufficiency of our cash balances for future needs; our future operations; the relative cost of our operation methods as compared to our competitors; new production projects, entry and expansion into new markets; achieving status as an industry leader; our competitive advantages over our competitors; brand image; our ability to meet market demands; the sufficiency of our resources in funding our operations; our intention to engage in mergers and acquisitions; and our liquidity and capital needs. Our forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Moreover, our forward-looking statements are subject to various known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. These risks, uncertainties and other factors include but are not limited to:  the risks of limited management, labor and financial resources; the risks generally associated with develop stage companies; our ability to establish and maintain adequate internal controls; our ability to develop and maintain a market in our securities; and our ability obtain financing, if and when needed, on terms that are acceptable.   Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

As used in this Form 10-K “we”, “our”, “us”, “the Company” and “First Xeris” refer to First Xeris Corp. unless the context requires otherwise.

Item 1.        BUSINESS.

Company Overview

We were incorporated in the State of Florida on March 21, 2013 as FIRST XERIS CORP.  We intend to provide Florida-friendly landscaping services in South West Florida, Tampa Bay/Sarasota County Region.  Our planned services include the sale, installation, and servicing for residential, commercial and municipality customers.

However, as of the date of this Form 10K, we have not established any business operations and have not generated any revenues. We are currently focusing on the development of our business, which focus has been limited to organizational matters, the preparation of our business plan, the preparation of the financial statements and other information presented in this Prospectus, and web site development efforts. We are unable to provide a timeline for the implementation of our business plan, which casts substantial doubt on the viability of our business and our ability to continue as a going concern.

Our ability to establish operations is entirely dependent on our ability to raise sufficient financing to execute our business plan, and there is no guarantee that we will be successful in this regard.  We have not created relationships with any potential customers; we have not obtained any inventory; and we have not achieved any other goals necessary for the development of our business plan.  Importantly, there is no guarantee that we will succeed in accomplishing any of these goals.  In order to accomplish these goals, we are seeking to raise $39,000 from this offering, which will be used to develop our business plan.  Thereafter, we will seek an additional $650,000 to implement our business plan. We have taken no steps to secure this additional financing.  Finally, even if we successfully establish operations, there is no guarantee that there will be a significant market for our services or that we will achieve significant revenues, if any.  We believe that investors or lenders, friends, family and possibly debt financing will provide $650,000 to an entity such as ours with no track record or operations and less than $9,000 or $39,000 in assets. We believe in our intended business model. We have not as yet developed a concrete strategy to obtain our total required funding.

OUR BUSINESS

We intend to open a Florida Friendly Landscaping service business in the South West Florida Tampa Bay/Sarasota County region. The term “Florida-friendly” refers to a set of nine guiding principles which help protect natural resources and preserve Florida’s unique beauty. The Florida-friendly elements are also our landscaping principles: 1. Right plant, right place; 2. Water efficiently; 3. Fertilize appropriately; 4. Mulch; 5. Attract wildlife; 6. Manage yard pests responsibly; 7. Recycle; 8. Reduce storm water runoff; and 9. Protect the waterfront. These principles are intended to provide solutions to cut back the current single use of water utilized for irrigation of lawns and landscapes from our Florida municipal supply.

We intend to derive our revenue by providing Florida-friendly landscape design and installation, landscape lawn maintenance, landscape remodeling and renovation, plants, trees shrubs, flowers, low voltage outdoor lighting, interlocking brick pavers, waterfalls, pool features and rock formations, ponds, fountains, streams and bridges, and irrigation installation and maintenance for residential, commercial and municipalities.  Because Florida is one of the fourteen (14) States predicted to face “high risk” water shortages by the year 2050 ( Climate Change, Water, and Risk:  Current Water Demands Are Not Sustainable , National Resources Defense Council, July 2010, Exhibit. 99.2), we intend to provide these services by keeping the landscaping Florida-friendly. The State of Florida defines “Florida-friendly landscaping” to mean “quality landscapes that conserve water, protect the environment, are adaptable to local conditions, and are drought tolerant.” (Florida Statutes, Section 373.185(b).)   We intend to provide our services by planting the correct plant for the proper location (e.g., placing plants that tolerate sun and minimal water in areas that get lots of sun); installing efficient watering systems; applying appropriate fertilization; applying necessary mulch; managing yard pests; recycling yard waste; and reducing storm water runoff.  To this end, we intend to market and sell these services/products to private, commercial and municipalities that require landscaping and maintenance needs.

Although we intend to inventory a small quantity of our products that we wish to offer to our customers, we anticipate that we will order a majority of these products on an as-needed basis as is customary in the landscaping industry.  We plan to assemble and regularly update a sales catalogue from which our future customers may choose from a selection of landscaping design and installation packages that we intend to offer; however most designs and installations are intended to be customized by utilizing our planned landscape design software programs. We intend to purchase this landscape software package (SmartDraw) to provide our potential customers with landscape design templates to export to their computer for viewing as part of the Company’s cost proposal. We also intend to lease a facility to house our administration, operations, equipment and landscaping inventory.

We do not currently have any agreements in place with customers for the provision of our services, or with any suppliers and consultants for the provision of our landscaping services/ products that we will require to carry for our business. We do not have a pricing schedule for our intended services. We do not anticipate having any short or long term agreements for the intended use of consultants. There can be no assurance that we will be able to secure such agreements.

Management

Our sole officer and director will serve until his successor is elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serve until their successor is duly elected and qualified, or until they are removed from office. The board of directors has no nominating, auditing or compensation committees.

Our sole officer David Mullins filed for personal bankruptcy in 2011.

The name, address, age and position of our president, secretary/treasurer, and director and vice president is set forth below:

NAME AND ADDRESS	AGE	POSITION(S)
David Mullins 7329 Featherstone Blvd. Sarasota, FL. 34238	50	President, Secretary/ Treasurer, Principal Executive Officer, Principal Financial Officer and sole member of the Board of Directors

Competition

We believe that the principal methods of competition in the company’s intended market are the traditional local and regional landscaping companies.  Florida Statutes Section 373.185, Local Florida-friendly landscaping ordinances, (authorizing incentive programs to encourage quality landscapes that conserve water, protect the environment, and are drought tolerant) enforces our belief that our intended business model is appropriate and that other companies may enter this marketplace. The barriers of entry for traditional landscaping companies provide no obstacles that make it difficult for them to enter this market. It is our belief that most landscaping companies in the Tampa Bay/Sarasota Region consists of maintenance companies, not environmental. We believe that the sole officer of the company, Mr. Mullin, has the industry background, experience, knowledge, and marketing experience to build the company successfully. We believe our position in this industry, due to Florida trends, can put the company in a favorable position for future growth.

We intend to enter into this market place to address ecological problems with solutions. However, the national traditional companies also have the finances and resources to become major players in this market if they elect to do so.

Employees

As of March 31, 2014, we have no employees other than Mr. Mullins, our sole officer and director. Mr. Mullins has the flexibility to work on our business up to 10 to 25 hours per week. He is prepared to devote more time to our operations as may be required and we do not have any employment agreements with him.

We do not presently have pension, health, annuity, insurance, stock options, profit sharing, or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our sole director and officer.

During the initial implementation of our business plan, we intend to hire independent consultants to assist in the development and execution of our FIRST XERIS business operation.

Item 1A.  Risk Factors.

Not required for smaller reporting companies.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.    Properties.

As our office space needs are limited at the current time, we are currently operating out of our sole director and officer’s office located at 7329 Featherstone Blvd., Sarasota, FL 34238.  This space usage is donated free of charge by our sole director and officer.

Item 3.   Legal Proceedings.

None.

Item 4.   Mine Safety Disclosures

None.

Part II

Item 5.     Market for the registrant’s common equity, related stockholder matters and Issuer purchases of equity securities.

There is currently no trading market for our common stock and there is no assurance that a regular trading market will ever develop. OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers. OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

To have our common stock listed on any of the public trading markets, including the OTC Bulletin Board, we will require a market maker to sponsor our securities. We have not yet engaged any market maker to sponsor our securities, and there is no guarantee that our securities will meet the requirements for quotation or that our securities will be accepted for listing on the OTC Bulletin Board. This could prevent us from developing a trading market for our common stock.

Holders

As of the date of this Prospectus there was one holder of record of our common stock.

Equity Compensation Plan Information

The Company does not have any equity compensation plans.

Dividend Policy

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

Item 6.    Selected Financial Data.

Not required for smaller reporting companies.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

See “Footnotes” section to the financial statements for a complete summary of the significant accounting policies used in the presentation of our financial statements. The summary is presented to assist the reader in understanding the financial statements. The accounting policies used conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.  Because of our election to not opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, our financial statements may not be comparable to companies that comply with public company effective dates.

Concentrations, Risks, and Uncertainties

The Company did not have a concentration of business with suppliers or customers constituting greater than 10% of the Company’s gross sales during the reporting period.

Stock Based Compensation

For purposes of determining the variables used in the calculation of stock compensation expense under the provisions of FASB ASC Topic 505, “Equity” and FASB ASC Topic 718, “Compensation — Stock Compensation,” management would perform an analysis of current market data and historical company data to calculate an estimate of implied volatility, the expected term of the option and the expected forfeiture rate. With the exception of the expected forfeiture rate, which is not an input, management uses these estimates as variables in the Black-Scholes option pricing model. Depending upon the number of stock options granted, any fluctuations in these calculations could have a material effect on the results presented in the Company’s statement of operations and other comprehensive income. In addition, any differences between estimated forfeitures and actual forfeitures could also have a material impact on the Company’s financial statements.

Recently Issued Accounting Standards:

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

Results of Operations

There is no historical financial information about us upon which to base an evaluation of our performance. We have incurred expenses of $33,971 on our operations for the period from inception (March 21, 2013) through March 31, 2014.

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

We are unable to provide a timeline for the implementation of our business plan, which casts substantial doubt on the viability of our business and our ability to continue as a going concern, see risk factor.

Our results of operations are summarized below:

	For the Year	March 21, 2013
	Ended	(Inception)
	March 31, 2014	To March 31, 2013
	(Audited)	(Audited)
Revenue	—	—
Cost of Revenue	—	—
Expenses	$33,947	$33,971
Net Loss -	$33,947	$33,971
Net Loss per Share - Basic and Diluted	(0.00)	(0.00)
Weighted Average Number Shares Outstanding - Basic and Diluted	9,509,589	9,376,000

Liquidity and Capital Resources

We have yet to generate any revenues from our business operations. Since inception through the March 31, 2014, we issued 9,000,000 shares of common stock to our sole officer and director for cash proceeds of $9,000 and 3,000,000 shares of common stock to various stockholders for cash proceeds of $39,000.

Our current cash on hand is $18,201 at March 31, 2014, which will be used to meet our current obligations. However, our current cash is not sufficient to meet the new obligations associated with being a company that is fully reporting with the SEC.  With the current cash on hand, it will not provide sufficient capital to fully implement the business plan, but it will provide for vetting of the business plan to support pursuing investment capital.

To the extent that we do not expend the entire cash on hand on this offering, the remaining cash will be allocated to cover these new reporting company obligations.

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

Through March 31, 2014, we spent $33,971 on general and administrative operating expenses. We raised the cash to be used in these activities from the sale of common stock to our sole officer and director and through the S-1 Registration Statement; we currently have working capital $14,029.

To date, the Company has managed to keep our monthly cash flow requirement low for two reasons. First, our sole officer does not draw a salary at this time. Second, the Company has been able to keep our operating expenses to a minimum by operating in space owned by our sole officer.

As of the date of this registration statement, the current funds available to the Company will not be sufficient to continue maintaining a reporting status. Management believes if the Company cannot maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

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

If the Company is unable to raise the funds partially through this offering the Company will seek alternative financing through means such as borrowings from institutions or private individuals. There can be no assurance that the Company will be able to keep costs from being more than these estimated amounts or that the Company will be able to raise such funds. Even if we sell all shares offered through this registration statement, we expect that the Company will seek additional financing in the future. However, the Company may not be able to obtain additional capital or generate sufficient revenues to fund our operations. If we are unsuccessful at raising sufficient funds, for whatever reason, to fund our operations, the Company may be forced to seek a buyer for our business or another entity with which we could create a joint venture. If all of these alternatives fail, we expect that the Company will be required to seek protection from creditors under applicable bankruptcy laws.

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

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Jumpstart Our Business Startups Act of 2012.

The JOBS Act permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. Pursuant to Section 107(b) of the JOBS Act, we have elected to use the extended transition period for complying with new or revised accounting standards for an “emerging growth company.” This election will permit us to delay the adoption of new or revised accounting standards that will have different effective dates for public and private companies until such time as those standards apply to private companies.   Upon the issuance of a new or revised accounting standard that applies to our financial statements and has a different effective date for public and private companies, we will disclose the date on which adoption is required for non-emerging growth companies and the date on which we will adopt said accounting standard.  We may take advantage of the extended transition period until the first to occur of the date we (i) are no longer an “emerging growth company” or (ii) affirmatively and irrevocably opt out of the extended transition period.  Consequently, our financial statements may not be comparable to companies that comply with public company effective dates.

For additional discussion regarding the JOBS Act and the exemptions available to “emerging growth companies” thereunder, please refer to the risk factor entitled “We are an “emerging growth company” and we cannot be certain if we will be able to maintain such status or if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.”

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 8.       Financial Statements and Supplementary Data.

The financial statements required by this Item 8 are included at the end of this Report beginning on page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2014.

Report of Management on Internal Controls over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2014, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of March 31, 2014, was not effective, primarily as a result of the fact that the Company has only two employees, only one of whom has a background in accounting, and lacks segregation of duties.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and may not be detected.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal controls over financial reporting that occurred during the fourth fiscal quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information.

None.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance.

Set forth below is the name, age, and positions held by our two executive officers and directors:

Name	Age	Position(s) and Office(s) Held
David Mullins	50	President, Secretary/ Treasurer, Principal Executive Officer, Principal Financial Officer and sole member of the Board of Directors

DAVID MULLINS, SOLE OFFICER AND DIRECTOR

General

Mr. Mullins is our founder and has served as our sole officer and director since our inception. He has over 30 years of experience in the residential, commercial and municipalities landscaping and architectural landscaping industry. Mr. Mullins is results-focused, and a hands-on Management and Development professional in all facets of Landscaping Construction projects with experience in small to high-end residential, commercial, and municipalities projects.

Core Competencies

Mr. Mullins core competencies are: Business Development, Project Sales, Project Design, Vendor Relations, Negotiation, Team Leadership Communications, Budget Development & Adherence, and Customer Relations.

Professional Experience

From 1984-1986 he served as landscape foreman for design and installations for various residential, commercial and municipal projects for Helmke Industries in Rockland County, NY. From 1986-1991 he was a full partner in Do-All Landscaping Co., in Rockland County, NY providing landscaping services to residential, commercial and municipalities duties included, directing crews, designing landscapes and operations of the company. From 1991 to present he started Earthman Landscaping Co. In 1998, he moved his Earthman Landscaping Co. operations (1999 Florida, Sub-S Corporation) to Sarasota Florida where he continues to provide landscaping and architectural landscaping services to residential, commercial and municipalities. Mr. Mullins earned his landscaping certification from the Botanical Garden in New York City.

Directors

Mr. Mullins is our only Director. Our Directors will hold his offices/positions since the inception of our company and is expected to hold his offices/positions until the next annual meeting of our stockholders.

Board Committees

Our Board of Directors has not yet appointed an audit committee, a compensation committee, or a nominating and corporate governance committee due to the small size of the Company and our Board. We have no current plans to establish an independent audit committee, compensation committee or corporate governance committee.

Code of Ethics

The Board of Directors adopted a Code of Ethics for the Company on March 21, 2013.

Item 11.    Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last two completed fiscal years for all services rendered to us.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Mullins,	2014	0	0	0	0	0	0	0	0
Director, President, CEO & CFO	2013	0	0	0	0	0	0	0	0

Outstanding Equity Awards At Fiscal Year-end Table

At the end of our last completed fiscal year, our named executive officers did not have any outstanding unexercised options, stock that has not vested, or equity incentive plan awards.

Compensation of Directors

Neither of our directors receives any compensation for his service as a director of the Company.

Background and Qualifications of Directors.

When considering whether directors and nominees have the experience, qualifications, attributes and skills, taken as a whole, to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of the Company’s business and structure, the Board of Directors focuses primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth above. We believe that our directors provide an appropriate mix of experience and skills relevant to the size and nature of our business. As more specifically described in the biographies set forth above, our directors possess relevant knowledge and experience in the finance, accounting and business fields generally, which we believe enhances the Board’s ability to oversee, evaluate and direct our overall corporate strategy.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides the names and addresses of each person known to Halex to own more than 5% of the outstanding common stock as of May 7, 2014 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Shareholders	Amount and Nature of Shareholders Ownership	Percent of Class
Common Stock	David Mullins	9,000,000	75%
	7329 Featherstone Blvd.
	Sarasota, FL 34238

	All other Shareholders	3,000,000	25%

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Mr. David Mullins is the sole promoter of FIRST XERIS CORP. Mr. Mullins has not entered into an agreement with FIRST XERIS. Mr. Mullins has been fully paid for his role as promoter in the amount of 9,000,000 shares of FIRST XERIS CORP. common stock.

Mr. Mullins is presently providing office space at his residence 7329 Featherstone Blvd. Sarasota, FL 34238 at no cost and there is no written lease agreement, but it is intended that as business operations of a sufficient size starts to develop to support an office outsider Mr. Mullin’s home (and funds are available) he intends to have his office and administration in its intended facility in the Tampa Bay/Sarasota County area. We have not selected a location or entered into any agreements at this juncture. The cost is estimated at $75,000/year.

There have been no other transactions since our inception March 21, 2013, or any currently proposed transactions in which we are, or plan to be, a participant and in which any related person had or will have a direct or indirect material interest.

Director Independence

We intend to quote our securities on the OTC Bulletin Board which does not have any director independence requirements. Once we engage further directors and officers, we plan to develop a definition of independence and scrutinize our Board of Directors with regard to this definition.

Item 14.    Principal Accountant Fees and Services.

The following table shows what Messineo & Company, LLC billed for the audit and other services for the years ended March 31, 2014 and 2013.

	Year Ended March 31, 2014	Year Ended March 31, 2013
Audit Fees	$4,750	$2,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Audit Fees — This category includes the audit of the Company’s annual financial statements, review of financial statements included in the Company’s Form 10-Q Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those years.

Audit-Related Fees — N/A

Tax Fees — N/A

Overview — The Company’s Board reviews, and in its sole discretion pre-approves, our independent auditors’ annual engagement letter including proposed fees and all audit and non-audit services provided by the independent auditors. Accordingly, all services described under “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” were pre-approved by our Company’s Board. The Board may not engage the independent auditors to perform the non-audit services proscribed by law or regulation.

Part IV

Item 15.   Exhibits and Financial Statement Schedules.

(a) Financial Statements.

(b) Exhibits

Exhibit Number	Description
3.1(i)	Articles of Incorporation (1)
3.1(ii)	Amendment to Articles of Incorporation (1)
3.2	By-Laws (1)
31.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL

information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURES	TITLE	DATE

/s/ David Mullins	President, Chief Executive Officer,	May 14, 2014
David Mullins	Chief Financial Officer, Principal
Accounting Officer, Secretary,
Treasurer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ David Mullins	President, Chief Executive Officer,	May 14, 2014
David Mullins	Chief Financial Officer, Principal
Accounting Officer, Secretary,
Treasurer, Director

FIRST XERIS CORP.

(A Development Stage Entity)

Messineo & Co., CPAs LLC 2471 N McMullen Booth Road, Suite 302 Clearwater, FL 33759-1362 T: (518) 530-1122 F: (727) 674-0511

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

FIRST XERIS CORP.

Sarasota, FL.

We have audited the accompanying balance sheets of FIRST XERIS CORP. (a development stage entity) as of March 31, 2014 and 2013 and the related statement of operations, stockholders’ equity and cash flows for the period from March 21, 2013 (date of inception) through March 31, 2014 and 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FIRST XERIS CORP. (a development stage entity) as of March 31, 2014 and 2013 and the results of its operations and its cash flows for the period from March 21, 2013 (date of inception) through March 31, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred a losses resulting in an accumulated deficit, has not generated revenue, has not emerged from the development stage, and may be unable to raise further equity. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Messineo & Co., CPAs, LLC

Clearwater, Florida

May 5, 2014

FIRST XERIS CORP.
BALANCE SHEETS

	March 31,	March 31,
	2014	2013
ASSETS

CURRENT ASSETS:
Cash	$18,201	$6,476
Prepaid expenses	—	2,500
Total Current Assets	18,201	8,976

TOTAL ASSETS	$18,201	$8,976

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$4,172	$—
Total Current Liabilities	4,172	—

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value; 250,000,000 shares authorized; 12,000,000 shares issued and outstanding	1,200	900
Additional paid-in capital	46,800	8,100
Accumulated deficit	(33,971)	(24)
Total Stockholders’ Equity	14,029	8,976

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,201	$8,976

The accompanying notes are an integral part of these financial statements.

FIRST XERIS CORP.
STATEMENTS OF OPERATIONS

	For the Year Ended March 31, 2014	For the Period from March 21, 2013 (Date of Inception) through March 31, 2013	For the Period from March 21, 2013 (Date of Inception) through March 31, 2014

REVENUE:
Net sales	$—	$—	$—

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	33,947	24	33,971

LOSS FROM OPERATIONS	(33,947)	(24)	(33,971)

NET LOSS	$(33,947)	$(24)	$(33,971)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OFCOMMON SHARES OUTSTANDING, BASIC AND DILUTED	9,509,589	9,000,000	9,376,000

The accompanying notes are an integral part of these financial statements.

FIRST XERIS CORP.
STATEMENT OF STOCKHOLDERS’ EQUITY

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders’
	Shares	Amount	Capital	Stage	Deficit

Inception - March 21, 2013	—	$—	$—	$—	$—

Common stock issued for cash at $0.001 per share on March 26, 2013	9,000,000	900	8,100	—	9,000

Loss for the period from March 21, 2013 (Date of Inception) to March 31, 2013	—	—	—	(24)	(24)

Balance, March 31, 2013	9,000,000	$900	$8,100	$(24)	$8,976

Common stock issued for cash at $0.013 per share on January 28, 2014	3,000,000	300	38,700	—	39,000

Net loss	—	—	—	(33,947)	(33,947)

Balance, March 31, 2014	12,000,000	$1,200	$46,800	$(33,971)	$14,029

The accompanying notes are an integral part of these financial statements.

FIRST XERIS CORP.
STATEMENTS OF CASH FLOWS

	For the Year Ended March 31, 2014	For the Period from March 21, 2013 (Date of Inception) through March 31, 2013	For the Period from March 21, 2013 (Date of Inception) through March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33,947)	$(24)	$(33,971)
Adjustments to reconcile net loss to net cash and cash equivalents used by operating activities:
Decrease in prepaid expenses	2,500	(2,500)	—
Increase in accounts payable and accrued expenses	4,172	—	4,172
Net cash used by operating activities	(27,275)	(2,524)	(29,799)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used by investing activities	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	39,000	9,000	48,000
Net cash provided by financing activities	39,000	9,000	48,000

Net decrease in cash and cash equivalents	11,725	6,476	18,201

Cash and cash equivalents, beginning of period	6,476	—	—

Cash and cash equivalents, end of period	$18,201	$6,476	$18,201

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

FIRST XERIS CORP.

(A Development Stage Company)

Notes to Audited Financial Statements

For the Year Ended March 31, 2014 and

For the Period from March 21, 2013 (Date of Inception) through March 31, 2014

NOTE 1. NATURE OF BUSINESS

FIRST XERIS CORP. (the “Company”), a Florida corporation, was formed to develop a landscaping service business It is the Company’s intent to develop a service to provide residential, commercial and municipal properties with a Florida Friendly landscaping service. The Company was incorporated on March 21, 2013 (Date of Inception) with its corporate headquarters located in Sarasota, Florida and its year-end is March 31.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended March 31, 2014, the Company had no revenue from operations. As of March 31, 2014, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. We believe the Company will require $650,000 in additional financing to fully implement the business plan. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

RESEARCH AND DEVELOPMENT EXPENSES

Expenditures for research, development, and engineering of products are expensed as incurred. There have been no research and development cost incurred for the period March 21, 2013 (date of inception) through March 31, 2014.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at March 31, 2014.  As of March 31, 2014, the Company had no dilutive potential common shares.

REVENUE AND COST RECOGNITION

The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

ADVERTISING

Advertising costs are expensed as incurred. There have been no advertising costs incurred for the period March 21, 2013 (date of inception) through March 31, 2014.

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

NOTE 4. INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  For the year ended March 31, 2014, the Company incurred a net loss of $33,947.  The net operating loss, resulting from operating activities, result in deferred tax assets at the effective statutory rates.  The deferred tax asset has been off-set by an equal valuation allowance.

March 21, 2013
(Date of Inception)
through
March 31, 2014
Tax benefit at U.S. statutory rate	$—
State income tax benefit, net of federal benefit.	—
$—

The Company did not have any temporary differences for the period from March 21, 2013 (Date of Inception) through March 31, 2014.

NOTE 5. SHAREHOLDER’S EQUITY

COMMON STOCK

The authorized common stock of the Company consists of 250,000,000 shares with a par value of $0.0001.  The Company issued 9,000,000 shares of our $0.0001 par value common stock to David Mullins, our CEO and sole director, on March 26, 2013 for cash in the amount of $9,000 (per share price of $0.001).

The Company completed its Private Offering under the registration and issued 3,000,000 shares of common stock for gross proceeds of $39,000.

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 6. RELATED PARTY TRANSACTIONS

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

NOTE 7. COMMITMENTS AND CONTINGENCY

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 8. SUBSEQUENT EVENTS

Management has evaluated subsequent events through May 5, 2014, the date the financial statements were available to be issued. Management is not aware of any significant events that occurred subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure.