Form 10-Q
period 2014-06-30
FIRST XERIS CORP.
filed 2014-07-17
CIK 1573590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

☒ Yes   ☐ No

As of July 10, 2014, the Registrant had 12,000,000 outstanding shares of its common stock, $0.0001 par value.

FIRST XERIS CORP.

FORM 10-Q INDEX

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST XERIS CORP.

BALANCE SHEETS

	June 30,	March 31,
	2014	2014
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$12,411	$18,201
Total Current Assets	12,411	18,201

TOTAL ASSETS	$12,411	$18,201

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,600	$4,172
Total Current Liabilities	1,600	4,172

STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value; 250,000,000 shares authorized; 12,000,000 shares issued and outstanding	1,200	1,200
Additional paid-in capital	46,800	46,800
Accumulated deficit	(37,189)	(33,971)
Total Stockholders’ Equity	10,811	14,029

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,411	$18,201

See notes to the unaudited financial statements

FIRST XERIS CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30, 2014	For the Three Months Ended June 30, 2013	For the Period from March 21, 2013 (Date of Inception) through June 30, 2014

REVENUE:
Net sales	$—	$—	$—
	—	—	—

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,218	1,552	37,189

LOSS FROM OPERATIONS	(3,218)	(1,552)	(37,189)

NET LOSS	$(3,218)	$(1,552)	$(37,189)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	12,000,000	9,000,000

See notes to the unaudited financial statements

FIRST XERIS CORP.

STATEMENTS OF STOCKHOLDERS’ EQUITY

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Deficit

Inception – March 21, 2013	—	$—	$—	$—	$—

Common stock issued for cash at $0.001 per share on March 26, 2013	9,000,000	900	8,100	—	9,000

Loss for the period from March 21, 2013 (Date of Inception) to March 31, 2013	—	—	—	(24)	(24)

Balance, March 31, 2013	9,000,000	$900	$8,100	$(24)	$8,976

Common stock issued for cash at $0.013 per share on January 28, 2014	3,000,000	300	38,700	—	39,000

Net loss	—	—	—	(33,947)	(33,947)

Balance, March 31, 2014	12,000,000	$1,200	$46,800	$(33,971)	$14,029

Net loss for the three months ended June 30, 2014 (unaudited)	—	—	—	(3,218)	(3,218)

Balance, June 30, 2014 (unaudited)	12,000,000	$1,200	$46,800	$(37,189)	$10,811

See notes to the unaudited financial statements

FIRST XERIS CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended June 30, 2014	For the Three Months Ended June 30, 2013	For the Period from March 21, 2013 (Date of Inception) through June 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,218)	$(1,552)	$(37,189)
Adjustments to reconcile net loss to net cash and cash equivalents used by operating activities:
(Decrease) increase in accounts payable and accrued expenses	(2,572)	—	1,600
Net cash used by operating activities	(5,790)	(1,552)	(35,589)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used by investing activities	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	—	—	48,000
Net cash provided by financing activities	—	—	48,000

Net decrease in cash and cash equivalents	(5,790)	(1,552)	12,411

Cash and cash equivalents, beginning of period	18,201	6,476	—

Cash and cash equivalents, end of period	$12,411	$4,924	$12,411

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—

See notes to the unaudited financial statements

FIRST XERIS CORP.

(A Development Stage Company)

Notes to Audited Financial Statements

For the Three Months Ended June 30, 2014 and 2013

Unaudited

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

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period ended June 30, 2014, the Company had no operations. As of June 30, 2014, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. We believe the Company will require $650,000 in additional financing to fully implement the business plan. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

FINANCIAL INSTRUMENTS

The Company’s balance sheet includes certain financial instruments, which include cash and accounts payable. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at June 30, 2014.  As of June 30, 2014, the Company had no dilutive potential common shares.

REVENUE AND COST RECOGNITION

The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

ADVERTISING

Advertising costs are expensed as incurred. There have been no advertising costs incurred for the three month periods ending June 30, 2014 and 2013.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity.  Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.  The Company has adopted this standard and will commence in future presentations.

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

NOTE 4. BASIS OF PRESENTATION

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended June 30, 2014 and 2013, (b) the financial position at June 30, 2014, and (c) cash flows for the three month periods ended June 30, 2014 and 2013 have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended March 31, 2014. The results of operations for the three month period ended June 30, 2014 are not necessarily indicative of those to be expected for the entire year.

NOTE 5. INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  For the three month period ended June 30, 2014, the Company incurred a net loss of $3,218.  The net operating loss, resulting from operating activities, result in deferred tax assets at the effective statutory rates.  The deferred tax asset has been off-set by an equal valuation allowance.

March 21, 2013
(Date of Inception)
through
June 30, 2014
Tax benefit at U.S. statutory rate	$12,500
State income tax benefit, net of federal benefit.	1,800
Valuation allowance	$(14,300)
$—

The Company did not have any temporary differences for the period from March 21, 2013 (Date of Inception) through June 30, 2014.

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

The Company cautions readers that in addition to important factors described elsewhere, the following important facts, among others, sometimes have affected, and in the future could affect, the Company’s actual results, and could cause the Company’s actual results during the year ended March 31, 2015 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

This Management’s Discussion and Analysis or Plan of Operation presents a review of the operating results and financial condition of the Company for the three month period ended June 30, 2014. This discussion and analysis is intended to assist in understanding the financial condition and results of operation of the Company and its subsidiary. This section should be read in conjunction with the financial statements and the related notes.

RESULTS OF OPERATIONS

Overview

There is no historical financial information about us upon which to base an evaluation of our performance. We have incurred expenses of approximately $3,218 and $1,552 on our operations for the three month periods ending June 30, 2014 and 2013, respectively.

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

Our results of operations are summarized below:

	For the Three	For the Three
	Months Ended	Months Ended
	June 30, 2014	June 30, 2013
	(Unaudited)	(Unaudited)
Revenue	—	—
Cost of Revenue	—	—
Expenses	$3,218	$1,552
Net Loss -	$3,218	$1,552
Net Loss per Share - Basic and Diluted	(0.00)	(0.00)
Weighted Average Number Shares Outstanding - Basic and Diluted	12,000,000	9,000,000

Liquidity and Capital Resources

We have yet to generate any revenues from our business operations. Since inception through the June 30, 2014, we issued 9,000,000 shares of common stock to our sole officer and director for cash proceeds of $9,000 and 3,000,000 shares of common stock to various stockholders for cash proceeds of $39,000.

Our current cash on hand is $12,411 at June 30, 2014, which will be used to meet our current obligations. However, our current cash is not sufficient to meet the new obligations associated with being a company that is fully reporting with the SEC.  With the current cash on hand, it will not provide sufficient capital to fully implement the business plan, but it will provide for vetting of the business plan to support pursuing investment capital.

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

Through June 30, 2014, we spent $37,189 on general and administrative operating expenses. We raised the cash to be used in these activities from the sale of common stock to our sole officer and director and through the S-1 Registration Statement; we currently have working capital $10,811.

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

If the Company is unable to raise the funds partially through stock offerings the Company will seek alternative financing through means such as borrowings from institutions or private individuals. There can be no assurance that the Company will be able to keep costs from being more than these estimated amounts or that the Company will be able to raise such funds. Even if we sell all shares offered through this registration statement, we expect that the Company will seek additional financing in the future. However, the Company may not be able to obtain additional capital or generate sufficient revenues to fund our operations. If we are unsuccessful at raising sufficient funds, for whatever reason, to fund our operations, the Company may be forced to seek a buyer for our business or another entity with which we could create a joint venture. If all of these alternatives fail, we expect that the Company will be required to seek protection from creditors under applicable bankruptcy laws.

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

SEASONALITY

The diversity of operations in the manufacturing segment protects it from seasonal trends except in the sales of agricultural processing where the majority of the revenue is generated while the processors await the next harvest.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete listing of these policies is included in Note 3 of the notes to our financial statements for the year ended March 31, 2014. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2014, our internal disclosure controls and procedures were not effective due to material weaknesses in the system of internal control. A material weakness is a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2014, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit #	Exhibit Description

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14 of the Exchange Act of 1934

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 **	XBRL Data Files

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

FIRST XERIS CORP.

Date: July 16, 2014	By:	/s/ David Mullins
David Mullins, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director